Form 10-K
period 2021-12-31
UBS Commercial Mortgage Trust 2018-C10
filed 2022-03-10
CIK 1736862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Berkeley Point Capital LLC d/b/a Newmark is an affiliate of Cantor Commercial Real Estate Lending L.P., one of the sponsors.  Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Berkeley Point Capital LLC d/b/a Newmark pursuant to Item 1123.  Because Berkeley Point Capital LLC d/b/a Newmark is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Berkeley Point Capital LLC d/b/a Newmark under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Berkeley Point Capital LLC d/b/a Newmark is the primary servicer and those mortgage loans for which KeyBank National Association is the primary servicer) to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank National Association. This entity was engaged by Citibank, N.A., as custodian of the Hilton Branson Convention Center Mortgage Loan and the Hilton Branson Promenade Mortgage Loan to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties and the following, with respect to Wells Fargo Bank, National Association, as Trustee, Certificate Administrator and Custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       KeyBank National Association, as Primary Servicer

33.11       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the Re/Max Plaza Mortgage Loan (see Exhibit 33.1)

33.13       Rialto Capital Advisors, LLC, as Special Servicer of the Re/Max Plaza Mortgage Loan (see Exhibit 33.2)

33.14       Wilmington Trust, National Association, as Trustee of the Re/Max Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Re/Max Plaza Mortgage Loan (see Exhibit 33.5)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the Re/Max Plaza Mortgage Loan (see Exhibit 33.6)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Re/Max Plaza Mortgage Loan (see Exhibit 33.7)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.20       Rialto Capital Advisors, LLC, as Special Servicer of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.21       Wilmington Trust, National Association, as Trustee of the Premier Rochester Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the Manchester Highlands Mortgage Loan (see Exhibit 33.1)

33.27       Rialto Capital Advisors, LLC, as Special Servicer of the Manchester Highlands Mortgage Loan (see Exhibit 33.2)

33.28       Wilmington Trust, National Association, as Trustee of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Manchester Highlands Mortgage Loan (see Exhibit 33.5)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Highlands Mortgage Loan (see Exhibit 33.6)

33.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Manchester Highlands Mortgage Loan (see Exhibit 33.7)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Eastmont Town Center Mortgage Loan

33.34       Rialto Capital Advisors, LLC, as Special Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 33.2)

33.35       Wells Fargo Bank, National Association, as Trustee of the Eastmont Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Eastmont Town Center Mortgage Loan (see Exhibit 33.5)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the Eastmont Town Center Mortgage Loan

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Branson Convention Center Mortgage Loan (see Exhibit 33.33)

33.40       KeyBank National Association, as Special Servicer of the Hilton Branson Convention Center Mortgage Loan (see Exhibit 33.10)

33.41       Wilmington Trust, National Association, as Trustee of the Hilton Branson Convention Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Citibank, N.A., as Custodian of the Hilton Branson Convention Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Branson Convention Center Mortgage Loan (see Exhibit 33.37)

33.44       U.S. Bank National Association, as Servicing Function Participant of the Hilton Branson Convention Center Mortgage Loan

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Branson Promenade Mortgage Loan (see Exhibit 33.33)

33.46       KeyBank National Association, as Special Servicer of the Hilton Branson Promenade Mortgage Loan (see Exhibit 33.10)

33.47       Wilmington Trust, National Association, as Trustee of the Hilton Branson Promenade Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Citibank, N.A., as Custodian of the Hilton Branson Promenade Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Branson Promenade Mortgage Loan (see Exhibit 33.37)

33.50       U.S. Bank National Association, as Servicing Function Participant of the Hilton Branson Promenade Mortgage Loan (see Exhibit 33.44)

33.51       KeyBank National Association, as Primary Servicer of the HTI Medical Office Portfolio Mortgage Loan (see Exhibit 33.10)

33.52       LNR Partners, LLC, as Special Servicer of the HTI Medical Office Portfolio Mortgage Loan

33.53       Wilmington Trust, National Association, as Trustee of the HTI Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the HTI Medical Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the HTI Medical Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.57       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (see Exhibit 33.10)

33.58       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (see Exhibit 33.2)

33.59       Wells Fargo Bank, National Association, as Trustee of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the 175 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the 175 Park Avenue Mortgage Loan (see Exhibit 33.6)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       KeyBank National Association, as Primary Servicer

34.11       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the Re/Max Plaza Mortgage Loan (see Exhibit 34.1)

34.13       Rialto Capital Advisors, LLC, as Special Servicer of the Re/Max Plaza Mortgage Loan (see Exhibit 34.2)

34.14       Wilmington Trust, National Association, as Trustee of the Re/Max Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Re/Max Plaza Mortgage Loan (see Exhibit 34.5)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the Re/Max Plaza Mortgage Loan (see Exhibit 34.6)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Re/Max Plaza Mortgage Loan (see Exhibit 34.7)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.20       Rialto Capital Advisors, LLC, as Special Servicer of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.21       Wilmington Trust, National Association, as Trustee of the Premier Rochester Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the Manchester Highlands Mortgage Loan (see Exhibit 34.1)

34.27       Rialto Capital Advisors, LLC, as Special Servicer of the Manchester Highlands Mortgage Loan (see Exhibit 34.2)

34.28       Wilmington Trust, National Association, as Trustee of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Manchester Highlands Mortgage Loan (see Exhibit 34.5)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Highlands Mortgage Loan (see Exhibit 34.6)

34.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Manchester Highlands Mortgage Loan (see Exhibit 34.7)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Eastmont Town Center Mortgage Loan

34.34       Rialto Capital Advisors, LLC, as Special Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 34.2)

34.35       Wells Fargo Bank, National Association, as Trustee of the Eastmont Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Eastmont Town Center Mortgage Loan (see Exhibit 34.5)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the Eastmont Town Center Mortgage Loan

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Branson Convention Center Mortgage Loan (see Exhibit 34.33)

34.40       KeyBank National Association, as Special Servicer of the Hilton Branson Convention Center Mortgage Loan (see Exhibit 34.10)

34.41       Wilmington Trust, National Association, as Trustee of the Hilton Branson Convention Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Citibank, N.A., as Custodian of the Hilton Branson Convention Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Branson Convention Center Mortgage Loan (see Exhibit 34.37)

34.44       U.S. Bank National Association, as Servicing Function Participant of the Hilton Branson Convention Center Mortgage Loan

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Branson Promenade Mortgage Loan (see Exhibit 34.33)

34.46       KeyBank National Association, as Special Servicer of the Hilton Branson Promenade Mortgage Loan (see Exhibit 34.10)

34.47       Wilmington Trust, National Association, as Trustee of the Hilton Branson Promenade Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Citibank, N.A., as Custodian of the Hilton Branson Promenade Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Branson Promenade Mortgage Loan (see Exhibit 34.37)

34.50       U.S. Bank National Association, as Servicing Function Participant of the Hilton Branson Promenade Mortgage Loan (see Exhibit 34.44)

34.51       KeyBank National Association, as Primary Servicer of the HTI Medical Office Portfolio Mortgage Loan (see Exhibit 34.10)

34.52       LNR Partners, LLC, as Special Servicer of the HTI Medical Office Portfolio Mortgage Loan

34.53       Wilmington Trust, National Association, as Trustee of the HTI Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the HTI Medical Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the HTI Medical Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.57       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (see Exhibit 34.10)

34.58       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (see Exhibit 34.2)

34.59       Wells Fargo Bank, National Association, as Trustee of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the 175 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the 175 Park Avenue Mortgage Loan (see Exhibit 34.6)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer

35.5         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Re/Max Plaza Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the Re/Max Plaza Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Manchester Highlands Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Manchester Highlands Mortgage Loan (see Exhibit 35.2)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Eastmont Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 35.2)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Branson Convention Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       KeyBank National Association, as Special Servicer of the Hilton Branson Convention Center Mortgage Loan (see Exhibit 35.4)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Branson Promenade Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       KeyBank National Association, as Special Servicer of the Hilton Branson Promenade Mortgage Loan (see Exhibit 35.4)

35.19       KeyBank National Association, as Primary Servicer of the HTI Medical Office Portfolio Mortgage Loan (see Exhibit 35.4)

35.20       LNR Partners, LLC, as Special Servicer of the HTI Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (see Exhibit 35.4)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (see Exhibit 35.2)

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

Date: March 9, 2022

/s/ Andrew Lisa

Andrew Lisa, Associate Director

Date: March 9, 2022