Form 10-K
period 2022-12-31
UBS Commercial Mortgage Trust 2018-C10
filed 2023-03-13
CIK 1736862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Hilton Branson Convention Center Mortgage Loan and the Hilton Branson Promenade Mortgage Loan, which constituted approximately 1.0% and 0.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Hilton Branson Convention Center Mortgage Loan and Hilton Branson Promenade Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Hilton Branson Convention Center Mortgage Loan or Hilton Branson Promenade Mortgage Loan and one other pari passu loan, each of which is not an asset of the issuing entity. These loan combinations, including the Hilton Branson Convention Center Mortgage Loan and the Hilton Branson Promenade Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Hilton Branson Convention Center loan combination and the Hilton Branson Promenade loan combination in the Citigroup Commercial Mortgage Trust 2018-C5 transaction, Commission File Number 333-207132-18 (the “CGCMT 2018-C5 Transaction”).  After the closing of the CGCMT 2018-C5 Transaction on June 21, 2018, these loan combinations, including the Hilton Branson Convention Center Mortgage Loan and the Hilton Branson Promenade Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CGCMT 2018-C5 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 175 Park Avenue Mortgage Loan, which constituted approximately 5.5% of the asset pool of the issuing entity as of its cut-off date.  The 175 Park Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 175 Park Avenue Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity.This loan combination, including the 175 Park Avenue Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 175 Park Avenue loan combination in the CD 2018-CD7 Mortgage Trust transaction, Commission File Number 333-206705-15 (the “CD 2018-CD7 Transaction”).  After the closing of the CD 2018-CD7 Transaction on August 24, 2018, this loan combination, including the 175 Park Avenue Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CD 2018-CD7 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

With respect to the pari passu loan combinations that include the Eastmont Town Center Mortgage Loan, the Hilton Branson Convention Center Mortgage Loan, the Hilton Branson Promenade Mortgage Loan and the HTI Medical Office Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Citibank, N.A. as custodian of the Hilton Branson Convention Center Mortgage Loan and the Hilton Branson Promenade Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Eastmont Town Center Mortgage Loan, the Hilton Branson Convention Center Mortgage Loan and the Hilton Branson Promenade Mortgage Loan and LNR Partners, LLC as special servicer of the HTI Medical Office Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved].

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

33.14       Wilmington Trust, National Association, as Trustee of the Re/Max Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Re/Max Plaza Mortgage Loan (see Exhibit 33.5)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the Re/Max Plaza Mortgage Loan (see Exhibit 33.6)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Re/Max Plaza Mortgage Loan (see Exhibit 33.7)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.21       Wilmington Trust, National Association, as Trustee of the Premier Rochester Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.28       Wilmington Trust, National Association, as Trustee of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Manchester Highlands Mortgage Loan (see Exhibit 33.5)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Highlands Mortgage Loan (see Exhibit 33.6)

33.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Manchester Highlands Mortgage Loan (see Exhibit 33.7)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.34       Rialto Capital Advisors, LLC, as Special Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 33.2)

33.35       Wells Fargo Bank, National Association, as Trustee of the Eastmont Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Eastmont Town Center Mortgage Loan (see Exhibit 33.5)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the Eastmont Town Center Mortgage Loan

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

33.40       KeyBank National Association, as Special Servicer of the Hilton Branson Convention Center Mortgage Loan (see Exhibit 33.10)

33.41       Wilmington Trust, National Association, as Trustee of the Hilton Branson Convention Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Citibank, N.A., as Custodian of the Hilton Branson Convention Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Branson Convention Center Mortgage Loan (see Exhibit 33.37)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Branson Promenade Mortgage Loan (see Exhibit 33.33)

33.45       KeyBank National Association, as Special Servicer of the Hilton Branson Promenade Mortgage Loan (see Exhibit 33.10)

33.46       Wilmington Trust, National Association, as Trustee of the Hilton Branson Promenade Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Citibank, N.A., as Custodian of the Hilton Branson Promenade Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Branson Promenade Mortgage Loan (see Exhibit 33.37)

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

33.50       LNR Partners, LLC, as Special Servicer of the HTI Medical Office Portfolio Mortgage Loan

33.51       Wilmington Trust, National Association, as Trustee of the HTI Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the HTI Medical Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the HTI Medical Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.55       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (see Exhibit 33.10)

33.56       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (see Exhibit 33.2)

33.57       Wells Fargo Bank, National Association, as Trustee of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Custodian of the 175 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.59       Park Bridge Lender Services LLC, as Operating Advisor of the 175 Park Avenue Mortgage Loan (see Exhibit 33.6)

33.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

34.14       Wilmington Trust, National Association, as Trustee of the Re/Max Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Re/Max Plaza Mortgage Loan (see Exhibit 34.5)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the Re/Max Plaza Mortgage Loan (see Exhibit 34.6)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Re/Max Plaza Mortgage Loan (see Exhibit 34.7)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.21       Wilmington Trust, National Association, as Trustee of the Premier Rochester Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Premier Rochester Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.28       Wilmington Trust, National Association, as Trustee of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Manchester Highlands Mortgage Loan (see Exhibit 34.5)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Highlands Mortgage Loan (see Exhibit 34.6)

34.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Manchester Highlands Mortgage Loan (see Exhibit 34.7)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.34       Rialto Capital Advisors, LLC, as Special Servicer of the Eastmont Town Center Mortgage Loan (see Exhibit 34.2)

34.35       Wells Fargo Bank, National Association, as Trustee of the Eastmont Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Eastmont Town Center Mortgage Loan (see Exhibit 34.5)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the Eastmont Town Center Mortgage Loan

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

34.40       KeyBank National Association, as Special Servicer of the Hilton Branson Convention Center Mortgage Loan (see Exhibit 34.10)

34.41       Wilmington Trust, National Association, as Trustee of the Hilton Branson Convention Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Citibank, N.A., as Custodian of the Hilton Branson Convention Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Branson Convention Center Mortgage Loan (see Exhibit 34.37)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Branson Promenade Mortgage Loan (see Exhibit 34.33)

34.45       KeyBank National Association, as Special Servicer of the Hilton Branson Promenade Mortgage Loan (see Exhibit 34.10)

34.46       Wilmington Trust, National Association, as Trustee of the Hilton Branson Promenade Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Citibank, N.A., as Custodian of the Hilton Branson Promenade Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Branson Promenade Mortgage Loan (see Exhibit 34.37)

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

34.50       LNR Partners, LLC, as Special Servicer of the HTI Medical Office Portfolio Mortgage Loan

34.51       Wilmington Trust, National Association, as Trustee of the HTI Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the HTI Medical Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the HTI Medical Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.55       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (see Exhibit 34.10)

34.56       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (see Exhibit 34.2)

34.57       Wells Fargo Bank, National Association, as Trustee of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Custodian of the 175 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.59       Park Bridge Lender Services LLC, as Operating Advisor of the 175 Park Avenue Mortgage Loan (see Exhibit 34.6)

34.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

Date: March 13, 2023

/s/ Andrew Lisa

Andrew Lisa, Director

Date: March 13, 2023